Form 10-K
period 2001-12-31
CITIBANK CREDIT CARD MASTER TRUST I; CITIBANK SOUTH DAKOTA N A; CITIBANK NEVADA NATIONAL ASSOCIATION
filed 2002-03-22
CIK 921864, 839947, 839948

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________


   Commission file numbers: 33-41055, 33-43576, 33-62180, 33-77802, 33-84834,
             33-97664, 33-99328, 333-38803, 333-80743 and 333-52984


                  Citibank (South Dakota), National Association
                                  on behalf of
                       Citibank Credit Card Master Trust I
          (Issuer in respect of the Citibank Credit Card Master Trust I
       5.95% Class A Credit Card Participation Certificates, Series 1993-2
       6.15% Class B Credit Card Participation Certificates, Series 1993-2 7.25% Class A Credit Card Participation Certificates, Series 1994-2 7.50% Class B Credit Card Participation Certificates, Series 1994-2 8.25% Class A Credit Card Participation Certificates, Series 1994-4 8.25% Class A Credit Card Participation Certificates, Series 1995-1 8.45% Class B Credit Card Participation Certificates, Series 1995-1 6.55% Class A Credit Card Participation Certificates, Series 1995-9 6.65% Class B Credit Card Participation Certificates, Series 1995-9
    Zero Coupon Class A Credit Card Participation Certificates, Series 1996-1 Zero Coupon Class B Credit Card Participation Certificates, Series 1996-1
   Floating Rate Class A Credit Card Participation Certificates, Series 1996-5 Floating Rate Class B Credit Card Participation Certificates, Series 1996-5 Floating Rate Class A Credit Card Participation Certificates, Series 1996-6 Floating Rate Class B Credit Card Participation Certificates, Series 1996-6
       6.55% Class A Credit Card Participation Certificates, Series 1997-2 6.70% Class B Credit Card Participation Certificates, Series 1997-2
   Floating Rate Class A Credit Card Participation Certificates, Series 1997-4 Floating Rate Class B Credit Card Participation Certificates, Series 1997-4
    Zero Coupon Class A Credit Card Participation Certificates, Series 1997-6 Zero Coupon Class B Credit Card Participation Certificates, Series 1997-6
     5.750% Class A Credit Card Participation Certificates, Series 1998-1 5.875% Class B Credit Card Participation Certificates, Series 1998-1
      6.05% Class A Credit Card Participation Certificates, Series 1998-2 6.20% Class B Credit Card Participation Certificates, Series 1998-2


                                                       [cover page 1 of 2 pages]

      5.80% Class A Credit Card Participation Certificates, Series 1998-3 5.95% Class B Credit Card Participation Certificates, Series 1998-3 5.85% Class A Credit Card Participation Certificates, Series 1998-6 6.00% Class B Credit Card Participation Certificates, Series 1998-6 5.30% Class A Credit Card Participation Certificates, Series 1998-9 5.55% Class B Credit Card Participation Certificates, Series 1998-9 5.50% Class A Credit Card Participation Certificates, Series 1999-1 5.75% Class B Credit Card Participation Certificates, Series 1999-1 5.875% Class A Credit Card Participation Certificates, Series 1999-2 6.150% Class B Credit Card Participation Certificates, Series 1999-2
   Floating Rate Class A Credit Card Participation Certificates, Series 1999-3 Floating Rate Class B Credit Card Participation Certificates, Series 1999-3
      6.10% Class A Credit Card Participation Certificates, Series 1999-5 6.30% Class B Credit Card Participation Certificates, Series 1999-5 6.65% Class A Credit Card Participation Certificates, Series 1999-7
      6.90% Class B Credit Card Participation Certificates, Series 1999-7
               Credit Card Participation Certificate, Series 2000
                       (collectively, the "Certificates"))
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

     United States of America                         46-0358360
     ------------------------                         ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

     701 East 60th Street, North
     Sioux Falls, South Dakota                           57117
     -------------------------                           -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (605) 331-2626

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

         Forms 8-A were filed with the Securities and Exchange Commission (the "Commission") registering each Series of the Certificates, other than the Credit Card Participation Certificate, Series 2000, pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X *    No
             -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):

         NOT APPLICABLE.


-----------------

      *On April 28, 1989, the registrant was issued a no-action letter (the "No-Action Letter") by the Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of such No-Action Letter.

                                                       [cover page 2 of 2 pages]

                                     PART I
                                     ------

Item 1. Business.

      Omitted pursuant to the No-Action Letter.

Item 2. Properties.

      Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of May 29, 1991, as Amended and Restated as of October 5, 2001, relating to the Citibank Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), National Association ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Bankers Trust Company, as trustee (the "Trustee"), KPMG LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 2001 through December 2001. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2001 through December 2001 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 28, 2001, March 22, 2001, April 19, 2001, May 9, 2001, June 15, 2001, July 17, 2001, August 15, 2001, September 21, 2001,
October 15, 2001, November 15, 2001, December 20, 2001 and January 24, 2002, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on February 21, 2002 containing certain financial information as of December 31, 2001 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.

Item 3. Legal Proceedings.

      The registrant knows of no material pending legal proceedings involving the Trust, CBSD, CBNV or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the Trust, CBSD, CBNV or the Trustee (in its capacity as such).

Item 4. Submission of Matters to a Vote of Security Holders.

      NONE.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      To the best knowledge of the registrant, there is no established public trading market for the Certificates.

      Each class of Certificates, other than the Credit Card Participation Certificate, Series 2000, is represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC"). The Credit Card Participation Certificate, Series 2000, is represented by a single certificate registered in the name of Citibank Credit Card Issuance Trust.

Item 6. Selected Financial Data.

      Omitted pursuant to the No-Action Letter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Omitted pursuant to the No-Action Letter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Omitted pursuant to the No-Action Letter.

Item 8. Financial Statements and Supplementary Data.

      Omitted pursuant to the No-Action Letter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     NONE.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.

      Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation.

      Omitted pursuant to the No-Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a) Each class of Certificates, other than the Credit Card Participation Certificate, Series 2000, is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such classes of Certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly, Cede is the sole holder of record of such Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

      The Credit Card Participation Certificate, Series 2000, is represented by a single certificate, representing 100% of the principal amount of such series of Certificates, and is registered in the name of Citibank Credit Card Issuance Trust. The name and address of the sole holder of record of such series of Certificates is

          Citibank Credit Card Issuance Trust
          c/o Citibank (South Dakota), National Association,
              as Managing Beneficiary
          701 East 60th Street, North
          Mail Code 1251
          Sioux Falls, South Dakota 57117

     (b) Omitted pursuant to the No-Action Letter.

     (c) Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions.

      There have not been, and there are not currently proposed, any transaction or series of transactions, to which either the Trust, CBSD, as a seller or servicer, CBNV, as a seller, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  24.1     Powers of Attorney of Messrs. Greenfield, Kessinger and Kent
               and of Ms. Garry as Directors of Citibank (South Dakota),
               National Association are incorporated by reference from Exhibit
               24.1 of the registrant's Registration Statement on Form S-3
               (File No. 333-52984). Powers of Attorney of Messrs. Johnson and
               Bender as Directors of Citibank (South Dakota), National
               Association are incorporated by reference from Exhibit 24.1 of the registrant's Registration Statement on Form S-3 (File No.
               333-80743).

      99.1 Reports on the activities of CBSD, as Servicer, prepared by KPMG LLP pursuant to Section 3.06 of the Pooling Agreement are attached hereto as Exhibit 99.1.

      99.2 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2001 through December 2001 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 28, 2001, March 22, 2001, April 19, 2001, May 9, 2001, June 15, 2001, July 17, 2001, August 15, 2001,
               September 21, 2001, October 15, 2001, November 15, 2001, December 20, 2001 and January 24, 2002, respectively.

      99.3 The registrant's Current Report on Form 8-K filed with the Commission on February 21, 2002 containing certain financial information as of December 31, 2001 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.


 (b)  Omitted pursuant to the No-Action Letter.


 (c)  Omitted pursuant to the No-Action Letter.


 (d)  Omitted pursuant to the No-Action Letter.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       CITIBANK (SOUTH DAKOTA),
                                          NATIONAL ASSOCIATION,
                                       as Servicer
                                       (Registrant)


                                       By: /s/ Douglas C. Morrison
                                           -----------------------------
                                               Douglas C. Morrison
                                               Vice President

Dated:  March 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 22, 2002 in the capacities indicated.


                               /s/ Kendall E. Stork
                               ------------------------------
                                   Kendall E. Stork
                               President, Chief Executive Officer and a Director (Principal Executive Officer)


                               /s/ Douglas C. Morrison
                               -----------------------------
                                   Douglas C. Morrison
                               Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)


                                           *
                               ------------------------
                                 Russell R. Greenfield
                                        Director


                                           *
                               ------------------------
                                    Jerry W. Johnson
                                        Director


                                           *
                               ------------------------
                                      Donald Bender
                                        Director

                                            *
                                 ------------------------
                                     Kevin M. Kessinger
                                         Director


                                            *
                                 ------------------------
                                      Roger W. Kent
                                         Director


                                            *
                                 ------------------------
                                      Julie A. Garry
                                         Director


   * Douglas C. Morrison, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such person and previously filed with the Securities and Exchange Commission.


                                By: /s/ Douglas C. Morrison
                                    -----------------------------
                                        Douglas C. Morrison
                                        Attorney-in-Fact