Form 10-K
period 2002-12-31
CITIBANK CREDIT CARD MASTER TRUST I; CITIBANK SOUTH DAKOTA N A; CITIBANK NEVADA NATIONAL ASSOCIATION
filed 2003-03-28
CIK 921864, 839947, 839948

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

    For the fiscal year ended December 31, 2002


                                       OR


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________



   Commission file numbers: 33-41055, 33-43576, 33-62180, 33-77802, 33-84834,
  33-97664, 33-99328, 333-38803, 333-80743, 333-52984, 333-91326 and 333-103013


                  Citibank (South Dakota), National Association
                                  on behalf of
                       Citibank Credit Card Master Trust I
          (Issuer in respect of the Citibank Credit Card Master Trust I
       5.95% Class A Credit Card Participation Certificates, Series 1993-2
      6.15% Class B Credit Card Participation Certificates, Series 1993-2
      7.25% Class A Credit Card Participation Certificates, Series 1994-2 7.50% Class B Credit Card Participation Certificates, Series 1994-2 8.25% Class A Credit Card Participation Certificates, Series 1995-1 8.45% Class B Credit Card Participation Certificates, Series 1995-1 6.55% Class A Credit Card Participation Certificates, Series 1995-9 6.65% Class B Credit Card Participation Certificates, Series 1995-9
   Floating Rate Class A Credit Card Participation Certificates, Series 1996-5 Floating Rate Class B Credit Card Participation Certificates, Series 1996-5 Floating Rate Class A Credit Card Participation Certificates, Series 1996-6 Floating Rate Class B Credit Card Participation Certificates, Series 1996-6
       6.55% Class A Credit Card Participation Certificates, Series 1997-2 6.70% Class B Credit Card Participation Certificates, Series 1997-2
   Floating Rate Class A Credit Card Participation Certificates, Series 1997-4 Floating Rate Class B Credit Card Participation Certificates, Series 1997-4
    Zero Coupon Class A Credit Card Participation Certificates, Series 1997-6 Zero Coupon Class B Credit Card Participation Certificates, Series 1997-6
       6.05% Class A Credit Card Participation Certificates, Series 1998-2 6.20% Class B Credit Card Participation Certificates, Series 1998-2


                                                       [cover page 1 of 2 pages]

      5.80% Class A Credit Card Participation Certificates, Series 1998-3 5.95% Class B Credit Card Participation Certificates, Series 1998-3 5.30% Class A Credit Card Participation Certificates, Series 1998-9 5.55% Class B Credit Card Participation Certificates, Series 1998-9 5.50% Class A Credit Card Participation Certificates, Series 1999-1 5.75% Class B Credit Card Participation Certificates, Series 1999-1 5.875% Class A Credit Card Participation Certificates, Series 1999-2 6.150% Class B Credit Card Participation Certificates, Series 1999-2
  Floating Rate Class A Credit Card Participation Certificates, Series 1999-3 Floating Rate Class B Credit Card Participation Certificates, Series 1999-3
      6.10% Class A Credit Card Participation Certificates, Series 1999-5 6.30% Class B Credit Card Participation Certificates, Series 1999-5 6.65% Class A Credit Card Participation Certificates, Series 1999-7
      6.90% Class B Credit Card Participation Certificates, Series 1999-7
               Credit Card Participation Certificate, Series 2000
                       (collectively, the "Certificates"))
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

     United States of America                        46-0358360
     ------------------------                        ----------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

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

         Yes      X .*       No      .
                -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

            Yes      .        No   X   .
                -----            -----

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

Item 2. Properties.

      Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of May 29, 1991, as Amended and Restated as of October 5, 2001, relating to the Citibank Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), National Association ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee (the "Trustee"), KPMG LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 2002 through December 2002. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2002 through December 2002 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 20, 2002, March 20, 2002, April 24, 2002, May 20, 2002, June 20, 2002, July 22, 2002,
August 21, 2002, September 20, 2002, October 22, 2002, November 20, 2002,
December 23, 2002 and January 24, 2003, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on February 24, 2003 containing certain financial information as of December 31, 2002 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.

      Pursuant to Section 3.05 of the Pooling Agreement, the Servicer has certified to the Trustee as to the performance of its obligations under the Pooling Agreement throughout the calendar year ended December 31, 2002. This certificate is attached hereto as Exhibit 99.2.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

     (b) Omitted pursuant to the No-Action Letter.

     (c) Omitted pursuant to the No-Action Letter.

     (d) Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions.

      There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which either the Trust, CBSD, as a seller or servicer, CBNV, as a seller, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.

Item 14. Controls and Procedures.

      Not applicable.


                                     PART IV
                                     -------

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  24.1     Powers of Attorney of Messrs. Greenfield, Johnson, Bender
               and Kent and of Ms. Garry as Directors of Citibank (South
               Dakota), National Association are incorporated by reference from
               Exhibit 24.1 of the registrant's Registration Statement on Form
               S-3 (File No. 333-103013).

      99.1 Reports on the activities of CBSD, as Servicer, prepared by KPMG LLP pursuant to Section 3.06 of the Pooling Agreement.

      99.2 Annual Compliance Certificate of the Servicer delivered pursuant to Section 3.05 of the Pooling Agreement.

      99.3 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2002 through December 2002 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 20, 2002, March 20, 2002, April 24, 2002, May 20, 2002, June 20, 2002, July 22, 2002, August 21, 2002,
               September 20, 2002, October 22, 2002, November 20, 2002, December 23, 2002 and January 24, 2003, respectively.

      99.4 The registrant's Current Report on Form 8-K filed with the Commission on February 24, 2003 containing certain financial information as of December 31, 2002 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.


 (b) Omitted pursuant to the No-Action Letter.


 (c) Omitted pursuant to the No-Action Letter.


 (d) Omitted pursuant to the No-Action Letter.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CITIBANK (SOUTH DAKOTA),
                       NATIONAL ASSOCIATION,
                       as Servicer
                       (Registrant)


                       By: /s/ Douglas C. Morrison
                           -----------------------------
                               Douglas C. Morrison
                               Vice President


Dated:  March 28, 2003


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 28, 2003 in the capacities indicated.

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


                       By:  /s/ Douglas C. Morrison
                            -----------------------------
                                Douglas C. Morrison
                                Attorney-in-Fact

                                 Certification
                                 -------------

I, Douglas C. Morrison, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Citibank Credit Card Master Trust I;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


Date:  March 28, 2003


/s/ Douglas C. Morrison
-----------------------------
Douglas C. Morrison
Vice President and Chief Financial Officer
Citibank (South Dakota), National Association