Form 10-K
period 2002-12-31
CITIBANK CREDIT CARD MASTER TRUST I; CITIBANK CREDIT CARD ISSUANCE TRUST; CITIBANK SOUTH DAKOTA N A; CITIBANK NEVADA NATIONAL ASSOCIATION
filed 2003-03-28
CIK 921864, 1108348, 839947, 839948

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

                  CITIBANK (SOUTH DAKOTA), NATIONAL ASSOCIATION
                                  on behalf of
                       CITIBANK CREDIT CARD ISSUANCE TRUST
   (Issuer of the Citiseries Class A notes, Class B notes and Class C notes)
                                       and
                       CITIBANK CREDIT CARD MASTER TRUST I
                     (Issuer of the Collateral Certificate)

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

Securities registered pursuant to Section 12(g) of the Act:  NONE

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

         NOT APPLICABLE.

-----------------
      *On April 28, 1989, Citibank (South Dakota), National Association was issued a no-action letter (the "No-Action Letter") by the Commission with respect to certain reporting requirements pursuant to Section 13 or 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

                                     PART I
                                     ------

Item 1. Business.

      Omitted pursuant to the No-Action Letter.

Item 2. Properties.

      The primary asset of Citibank Credit Card Issuance Trust, a Delaware statutory business trust formed on September 12, 2000 (the "issuer") -- and its primary source of funds for the payment of principal of and interest on the notes -- is a collateral certificate issued by Citibank Credit Card Master Trust I (the "master trust") to the issuer. The collateral certificate represents an undivided interest in the assets of the master trust. The master trust's assets consist primarily of credit card receivables arising in a portfolio of revolving credit card accounts.

      Pursuant to Section 907 of the indenture under which the issuer's notes are issued, each month the issuer prepares a monthly issuer's report (the "issuer's report") containing information regarding the issuer's notes, the master trust's assets and the collateral certificate for the related due period and the related payment dates for the notes.

      KPMG LLP has performed certain procedures in connection with the issuer's reports for the months of January 2002 through December 2002. The report issued by KPMG LLP in connection with these issuer's reports is attached hereto as
Exhibit 99.1. The issuer's reports for the due periods ending in January 2002 through December 2002 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 20, 2002, March 20, 2002, April 24, 2002, May 20, 2002, June 21, 2002, July 29, 2002,
August 21, 2002, September 20, 2002, October 22, 2002, November 20, 2002,
December 23, 2002 and January 24, 2003, respectively. In addition, the Current Report on Form 8-K filed by the master trust with the Commission on February 24, 2003 containing certain financial information as of December 31, 2002 with regard to the master trust, the receivables and the accounts is incorporated by reference.

      Pursuant to Section 1104 of the indenture, the issuer has certified to the indenture trustee as to its compliance with all conditions and covenants under the indenture throughout the calendar year ended December 31, 2002. This certificate is attached hereto as Exhibit 99.2.

      KPMG LLP has also performed certain procedures relating to the servicing activities of Citibank (South Dakota), National Association, as servicer of the master trust. The report issued by KPMG LLP in connection with the servicing activities of Citibank (South Dakota), National Association, as servicer of the master trust, attached as Exhibit 99.1 to the Annual Report on Form 10-K filed by the master trust with the Commission on March 28, 2003, is incorporated by reference. The annual compliance certificate delivered to the trustee of the master trust by a servicing officer of the master trust, attached as Exhibit
99.2 to the Annual Report on Form 10-K filed by the master trust with the Commission on March 28, 2003, is incorporated by reference.

Item 3. Legal Proceedings.

      The registrant knows of no material pending legal proceedings involving the issuer, the master trust, Citibank (South Dakota), National Association, Citibank (Nevada), National Association or the trustee (in its capacity as such), other than routine litigation incidental to the business of the issuer, the master trust, Citibank (South Dakota), National Association, Citibank (Nevada), National Association or the trustee (in its capacity as such).

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      To the best knowledge of the registrant, there is no established public trading market for the notes.

      Each publicly offered subclass of the issuer's notes is represented by one or more notes registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      (a) Each publicly offered subclass of the issuer's notes is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such subclasses of notes is not entitled to receive a note representing such interest except in limited circumstances set forth in the indenture. Accordingly, Cede is the sole holder of record of such notes, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold notes for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

     (b) Omitted pursuant to the No-Action Letter.

     (c) Omitted pursuant to the No-Action Letter.

     (d) Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions.

      There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which the issuer, the master trust, Citibank (South Dakota), National Association, as managing beneficiary, or the trustee, on behalf of the issuer, is a party with any noteholder who owns of record or beneficially more than five percent of the notes.

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

      99.1     Annual Accountant's Report, prepared by KPMG LLP.

      99.2 Annual Compliance Certificate of an Issuer Authorized Officer delivered pursuant to Section 1104 of the Indenture.

      99.3 The issuer's reports containing information regarding the notes of the Citiseries, the master trust's assets and the collateral certificate for the due periods ending in January 2002 through December 2002 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 20, 2002, March 20, 2002, April 24, 2002, May 20, 2002, June 21,
               2002, July 29, 2002, August 21, 2002, September 20, 2002, October
               22, 2002, November 20, 2002, December 23, 2002 and January 24, 2003, respectively.

      99.4 The Current Report on Form 8-K filed by the master trust with the Commission on February 24, 2003 containing certain financial information as of December 31, 2002 with regard to the master trust, the receivables and the accounts is incorporated by reference.

      99.5 The report issued by KPMG LLP relating to the servicing activities of Citibank (South Dakota), National Association, as servicer of the master trust, is incorporated by reference from
               Exhibit 99.1 of the Annual Report on Form 10-K filed by the master trust with the Commission on March 28, 2003.

      99.6 The annual compliance certificate delivered to the trustee of the master trust by a servicing officer of the master trust is incorporated by reference from Exhibit 99.2 of the Annual Report on Form 10-K filed by the master trust with the Commission on March 28, 2003.


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

                               CITIBANK (SOUTH DAKOTA),
                               NATIONAL ASSOCIATION,
                               as Managing Beneficiary of
                               Citibank Credit Card Issuance Trust
                               and as Servicer of
                               Citibank Credit Card Master Trust I
                               (Registrant)


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


                               By: /s/ Douglas C. Morrison
                                   -----------------------------
                                       Douglas C. Morrison
                                       Attorney-in-Fact

                                 Certification
                                 -------------


I, Douglas C. Morrison, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Citibank Credit Card Issuance Trust (issuer of the Citiseries Class A notes, Class B notes and Class C notes) and Citibank Credit Card Master Trust I (issuer of the Collateral Certificate);

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, (a) the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, with respect to Citibank Credit Card Master Trust I for inclusion in these reports is included in these reports and (b) the distribution or servicing information required to be provided to the trustee by the issuer under the indenture with respect to Citibank Credit Card Issuance Trust for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and by the issuer under the indenture and based upon my knowledge and the annual compliance review required under each of those agreements, and except as disclosed in the reports, each of the servicer and the issuer has fulfilled its obligations under the respective agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


Date:  March 28, 2003


/s/ Douglas C. Morrison
-----------------------------
Douglas C. Morrison
Vice President and Chief Financial Officer
Citibank (South Dakota), National Association