Form 10-K
period 2003-12-31
CITIBANK CREDIT CARD MASTER TRUST I; CITIBANK NEVADA NATIONAL ASSOCIATION; CITIBANK SOUTH DAKOTA N A
filed 2004-03-29
CIK 921864, 839948, 839947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003


                      OR


[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________



   Commission file numbers: 33-41055, 33-43576, 33-62180, 33-77802, 33-84834,
  33-97664, 33-99328, 333-38803, 333-80743, 333-52984, 333-91326 and 333-103013


                  Citibank (South Dakota), National Association
                                  on behalf of
                       Citibank Credit Card Master Trust I
          (Issuer in respect of the Citibank Credit Card Master Trust I
       5.95% Class A Credit Card Participation Certificates, Series 1993-2
       6.15% Class B Credit Card Participation Certificates, Series 1993-2
       7.25% Class A Credit Card Participation Certificates, Series 1994-2
      7.50% Class B Credit Card Participation Certificates, Series 1994-2
       8.25% Class A Credit Card Participation Certificates, Series 1995-1
      8.45% Class B Credit Card Participation Certificates, Series 1995-1
       6.55% Class A Credit Card Participation Certificates, Series 1995-9
      6.65% Class B Credit Card Participation Certificates, Series 1995-9
   Floating Rate Class A Credit Card Participation Certificates, Series 1996-5 Floating Rate Class B Credit Card Participation Certificates, Series 1996-5
  Floating Rate Class A Credit Card Participation Certificates, Series 1996-6
   Floating Rate Class B Credit Card Participation Certificates, Series 1996-6 Floating Rate Class A Credit Card Participation Certificates, Series 1997-4 Floating Rate Class B Credit Card Participation Certificates, Series 1997-4
    Zero Coupon Class A Credit Card Participation Certificates, Series 1997-6 Zero Coupon Class B Credit Card Participation Certificates, Series 1997-6
       6.05% Class A Credit Card Participation Certificates, Series 1998-2 6.20% Class B Credit Card Participation Certificates, Series 1998-2




                                                       [cover page 1 of 2 pages]

       5.80% Class A Credit Card Participation Certificates, Series 1998-3 5.95% Class B Credit Card Participation Certificates, Series 1998-3
      5.30% Class A Credit Card Participation Certificates, Series 1998-9
       5.55% Class B Credit Card Participation Certificates, Series 1998-9
      5.50% Class A Credit Card Participation Certificates, Series 1999-1
       5.75% Class B Credit Card Participation Certificates, Series 1999-1
      5.875% Class A Credit Card Participation Certificates, Series 1999-2
      6.150% Class B Credit Card Participation Certificates, Series 1999-2
       6.10% Class A Credit Card Participation Certificates, Series 1999-5 6.30% Class B Credit Card Participation Certificates, Series 1999-5 6.65% Class A Credit Card Participation Certificates, Series 1999-7
       6.90% Class B Credit Card Participation Certificates, Series 1999-7
               Credit Card Participation Certificate, Series 2000
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes        .       No     X .
                -----            -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

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

Item 2. Properties.

      Pursuant to Section 3.06 of the Pooling and Servicing Agreement dated as of May 29, 1991, as Amended and Restated as of October 5, 2001 (as amended through the date hereof, the "Pooling Agreement"), relating to the Citibank Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), National Association ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee (the "Trustee"), KPMG LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 2003 through December 2003. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2003 through December 2003 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 21, 2003, March 21, 2003, April 16, 2003, May 22, 2003, June 18, 2003, July 16, 2003, August 18, 2003, September 16, 2003,
October 20, 2003, November 17, 2003, December 15, 2003, and January 15, 2004, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on January 30, 2004 containing certain financial information as of December 31, 2003 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.

      Pursuant to Section 3.05 of the Pooling Agreement, the Servicer has certified to the Trustee as to the performance of its obligations under the Pooling Agreement throughout the calendar year ended December 31, 2003. This certificate is attached hereto as Exhibit 99.2.

Item 3. Legal Proceedings.

      The registrant knows of no material pending legal proceedings involving the Trust, CBSD, CBNV or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the Trust, CBSD, CBNV or the Trustee (in its capacity as such).

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 9A. Controls and Procedures.

   Not Applicable.


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

Item 14. Principal Accountant Fees and Services.

   Not applicable.


                                     PART IV
                                     -------

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) 24.1 Powers of Attorney of Messrs. Greenfield, Johnson, and Bender and of Ms. Garry as Directors of Citibank (South Dakota), National Association are incorporated by reference from Exhibit 24.1 of the registrant's Registration Statement on Form S-3 (File No. 333-103013).

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission.

    99.1 Reports on the activities of CBSD, as Servicer, prepared by KPMG LLP pursuant to Section 3.06 of the Pooling Agreement.

    99.2 Annual Compliance Certificate of the Servicer delivered pursuant to
         Section 3.05 of the Pooling Agreement.

    99.3 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2003 through December 2003 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 21, 2003, March 21, 2003, April 16, 2003, May 22, 2003,
         June 18, 2003, July 16, 2003, August 18, 2003, September 16, 2003,
         October 20, 2003, November 17, 2003, December 15, 2003, and January 15, 2004, respectively.

    99.4 The registrant's Current Report on Form 8-K filed with the Commission on January 30, 2004 containing certain financial information as of December 31, 2003 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.


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

                       CITIBANK (SOUTH DAKOTA),
                          NATIONAL ASSOCIATION,
                       as Servicer
                       (Registrant)


                       By: /s/ Douglas C. Morrison
                           -----------------------
                               Douglas C. Morrison
                               Vice President


Dated:  March 29, 2004


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 29, 2004 in the capacities indicated.

                           /s/ Kendall E. Stork
                           --------------------
                               Kendall E. Stork
                               President, Chief Executive Officer and a Director (Principal Executive Officer)


                           /s/ Douglas C. Morrison
                           -----------------------
                               Douglas C. Morrison
                               Chief Financial Officer and a Director
                               (Principal Financial Officer and
                               Principal Accounting Officer)


                                       *
                           -------------------------
                               Russell R. Greenfield
                               Director


                                       *
                           ------------------------
                               Jerry W. Johnson
                               Director


                                      *
                           ------------------------
                               Donald Bender
                               Director

                                      *
                          ------------------------
                               Julie A. Garry
                               Director


                          ------------------------
                               Richard Garside
                               Director


                          ------------------------
                               Ashok Vaswani
                               Director



   * Douglas C. Morrison, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such person and previously filed with the Securities and Exchange Commission.


                       By:  /s/ Douglas C. Morrison
                            -----------------------
                                Douglas C. Morrison
                                Attorney-in-Fact