Form 10-K
period 2003-12-31
CITIBANK CREDIT CARD MASTER TRUST I; CITIBANK CREDIT CARD ISSUANCE TRUST; CITIBANK SOUTH DAKOTA N A; CITIBANK NEVADA NATIONAL ASSOCIATION
filed 2004-03-29
CIK 921864, 1108348, 839947, 839948

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

         NOT APPLICABLE.

-----------------
      *On April 28, 1989, Citibank (South Dakota), National Association was issued a no-action letter (the "No-Action Letter") by the Securities and Exchange Commission (the "Commission") with respect to certain reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

                                     PART I
                                     ------

Item 1. Business.

      Omitted pursuant to the No-Action Letter.

Item 2. Properties.

      The primary asset of Citibank Credit Card Issuance Trust, a Delaware statutory trust formed on September 12, 2000 (the "issuer") -- and its primary source of funds for the payment of principal of and interest on the notes -- is a collateral certificate issued by Citibank Credit Card Master Trust I (the "master trust") to the issuer. The collateral certificate represents an undivided interest in the assets of the master trust. The master trust's assets consist primarily of credit card receivables arising in a portfolio of revolving credit card accounts.

      Pursuant to Section 907 of the indenture under which the issuer's notes are issued, each month the issuer prepares a monthly issuer's report (the "issuer's report") containing information regarding the issuer's notes, the master trust's assets and the collateral certificate for the related due period and the related payment dates for the notes.

      KPMG LLP has performed certain procedures in connection with the issuer's reports for the months of January 2003 through December 2003. The report issued by KPMG LLP in connection with these issuer's reports is attached hereto as
Exhibit 99.1. The issuer's reports for the due periods ending in January 2003 through December 2003 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 21, 2003, March 21, 2003, April 16, 2003, May 22, 2003, June 18, 2003, July 16, 2003,
August 18, 2003, September 16, 2003, October 20, 2003, November 17, 2003,
December 15, 2003, and January 15, 2004, respectively. In addition, the Current Report on Form 8-K filed by the master trust with the Commission on January 30, 2004 containing certain financial information as of December 31, 2003 with regard to the master trust, the receivables and the accounts is incorporated by reference.

      Pursuant to Section 1104 of the indenture, the issuer has certified to the indenture trustee as to its compliance with all conditions and covenants under the indenture throughout the calendar year ended December 31, 2003. This certificate is attached hereto as Exhibit 99.2.

      KPMG LLP has also performed certain procedures relating to the servicing activities of Citibank (South Dakota), National Association, as servicer of the master trust. The report issued by KPMG LLP in connection with the servicing activities of Citibank (South Dakota), National Association, as servicer of the master trust, attached as Exhibit 99.1 to the Annual Report on Form 10-K filed by the master trust with the Commission on March 29, 2004, is incorporated by reference. The annual compliance certificate delivered to the trustee of the master trust by a servicing officer of the master trust, attached as Exhibit
99.2 to the Annual Report on Form 10-K filed by the master trust with the Commission on March 29, 2004, is incorporated by reference.

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

     99.1 Annual Accountant's Report, prepared by KPMG LLP.

     99.2 Annual Compliance Certificate of an Issuer Authorized Officer delivered pursuant to Section 1104 of the Indenture.

     99.3 The issuer's reports containing information regarding the notes of the Citiseries, the master trust's assets and the collateral certificate for the due periods ending in January 2003 through December 2003 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 21, 2003, March 21, 2003, April 16, 2003, May 22, 2003, June 18, 2003, July 16, 2003,
          August 18, 2003, September 16, 2003, October 20, 2003, November 17, 2003, December 15, 2003, and January 15, 2004, respectively.

     99.4 The Current Report on Form 8-K filed by the master trust with the Commission on January 30, 2004 containing certain financial information as of December 31, 2003 with regard to the master trust, the receivables and the accounts is incorporated by reference.

     99.5 The report issued by KPMG LLP relating to the servicing activities of Citibank (South Dakota), National Association, as servicer of the master trust, is incorporated by reference from
          Exhibit 99.1 of the Annual Report on Form 10-K filed by the master trust with the Commission on March 29, 2004.

     99.6 The annual compliance certificate delivered to the trustee of the master trust by a servicing officer of the master trust is incorporated by reference from Exhibit 99.2 of the Annual Report on Form 10-K filed by the master trust with the Commission on March 29, 2004.

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


                                              *
                                  --------------------------
                                      Russell R. Greenfield
                                      Director


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