Form 10-K
period 2004-12-31
CITIBANK CREDIT CARD MASTER TRUST I; CITIBANK CREDIT CARD ISSUANCE TRUST; CITIBANK NEVADA NATIONAL ASSOCIATION; CITIBANK SOUTH DAKOTA N A
filed 2005-03-31
CIK 921864, 1108348, 839948, 839947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2004

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________


Commission file numbers:       33-41055, 33-43576, 33-62180, 33-77802, 33-84834,
                               33-97664, 33-99328, 333-38803, 333-80743,
                               333-52984, 333-91326, 333-103013 and 333-121228


                  Citibank (South Dakota), National Association
                                  on behalf of
                       Citibank Credit Card Master Trust I
          (Issuer in respect of the Citibank Credit Card Master Trust I
       7.25% Class A Credit Card Participation Certificates, Series 1994-2
       7.50% Class B Credit Card Participation Certificates, Series 1994-2 8.25% Class A Credit Card Participation Certificates, Series 1995-1 8.45% Class B Credit Card Participation Certificates, Series 1995-1 6.55% Class A Credit Card Participation Certificates, Series 1995-9 6.65% Class B Credit Card Participation Certificates, Series 1995-9
   Floating Rate Class A Credit Card Participation Certificates, Series 1996-6 Floating Rate Class B Credit Card Participation Certificates, Series 1996-6 Floating Rate Class A Credit Card Participation Certificates, Series 1997-4 Floating Rate Class B Credit Card Participation Certificates, Series 1997-4
    Zero Coupon Class A Credit Card Participation Certificates, Series 1997-6 Zero Coupon Class B Credit Card Participation Certificates, Series 1997-6
       6.05% Class A Credit Card Participation Certificates, Series 1998-2 6.20% Class B Credit Card Participation Certificates, Series 1998-2 5.30% Class A Credit Card Participation Certificates, Series 1998-9 5.55% Class B Credit Card Participation Certificates, Series 1998-9 5.50% Class A Credit Card Participation Certificates, Series 1999-1 5.75% Class B Credit Card Participation Certificates, Series 1999-1
      5.875% Class A Credit Card Participation Certificates, Series 1999-2 6.150% Class B Credit Card Participation Certificates, Series 1999-2


                                                       [cover page 1 of 2 pages]

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes      .      No   X   .
                -----            -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

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

Item 2. Properties.

     Pursuant to Section 3.06 of the Pooling and Servicing Agreement dated as of May 29, 1991, as Amended and Restated as of October 5, 2001 (as amended through the date hereof, the "Pooling Agreement"), relating to the Citibank Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), National Association ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee (the "Trustee"), KPMG LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 2004 through December 2004. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2004 through December 2004 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 17, 2004, March 15, 2004, April 15, 2004, May 17, 2004, June 15, 2004, July 15, 2004, August 16, 2004, September 15, 2004,
October 15, 2004, November 15, 2004, December 15, 2004, and January 18, 2005, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on February 15, 2005 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2004 is incorporated by reference.

     Pursuant to Section 3.05 of the Pooling Agreement, the Servicer has certified to the Trustee as to the performance of its obligations under the Pooling Agreement throughout the calendar year ended December 31, 2004. This certificate is attached hereto as Exhibit 99.2.

Item 3. Legal Proceedings.

     CBSD, some of its affiliates as well as Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and (iii) as to CBSD, the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the Court granted the plaintiffs' motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against CBSD. On March 9, 2005, the Court granted in part and denied in part defendants' motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of CBSD and J.P. Morgan Chase & Co., and declined to certify a Diners Club subclass. Plaintiffs have since filed a motion asking the Court to reconsider portions of its March 9, 2005 rulings.

     Except as described in the preceding paragraph, the registrant knows of no material pending legal proceedings involving the Trust, CBSD, CBNV or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the Trust, CBSD, CBNV or the Trustee (in its capacity as such).

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

Item 9B. Other Information.

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

Item 14. Principal Accountant Fees and Services.

     Not applicable.

                                     PART IV
                                     -------

Item 15. Exhibits and Financial Statement Schedules.

 (a) 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission.

     99.1 Reports on the activities of CBSD, as Servicer, prepared by KPMG LLP pursuant to Section 3.06 of the Pooling Agreement.

     99.2 Annual Compliance Certificate of the Servicer delivered pursuant to
          Section 3.05 of the Pooling Agreement.

     99.3 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2004 through December 2004 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 17, 2004, March 15, 2004, April 15, 2004, May 17, 2004, June
          15, 2004, July 15, 2004, August 16, 2004, September 15, 2004, October
          15, 2004, November 15, 2004, December 15, 2004 and January 18, 2005,
          respectively.

     99.4 The registrant's Current Report on Form 8-K filed with the Commission on February 15, 2005 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2004 is incorporated by reference.

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


Dated:  March 31, 2005