Form 10-K
period 2004-12-31
CITIBANK CREDIT CARD MASTER TRUST I; CITIBANK CREDIT CARD ISSUANCE TRUST; CITIBANK SOUTH DAKOTA N A; CITIBANK NEVADA NATIONAL ASSOCIATION
filed 2005-04-01
CIK 921864, 1108348, 839947, 839948

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

     KPMG LLP has performed certain procedures in connection with the issuer's reports for the months of January 2004 through December 2004. The report issued by KPMG LLP in connection with these issuer's reports is attached hereto as
Exhibit 99.1. The issuer's reports for the due periods ending in January 2004 through December 2004 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 17, 2004, March 15, 2004, April 15, 2004, May 17, 2004, June 15, 2004, July 15, 2004,
August 16, 2004, September 15, 2004, October 15, 2004, November 15, 2004,
December 15, 2004, and January 18, 2005, respectively. In addition, the Current Report on Form 8-K filed by the master trust with the Commission on February 15, 2005 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2004 is incorporated by reference.

     Pursuant to Section 1104 of the indenture, the issuer has certified to the indenture trustee as to its compliance with all conditions and covenants under the indenture throughout the calendar year ended December 31, 2004. This certificate is attached hereto as Exhibit 99.2.

     KPMG LLP has also performed certain procedures relating to the servicing activities of Citibank (South Dakota), National Association ("Citibank (South Dakota)"), as servicer of the master trust. The report issued by KPMG LLP in connection with the servicing activities of Citibank (South Dakota), as servicer of the master trust, attached as Exhibit 99.1 to the Annual Report on Form 10-K filed by the master trust with the Commission on March 31, 2005, is incorporated by reference. The annual compliance certificate delivered to the trustee of the master trust by a servicing officer of the master trust, attached as Exhibit
99.2 to the Annual Report on Form 10-K filed by the master trust with the Commission on March 31, 2005, is incorporated by reference.

Item 3. Legal Proceedings.

     Citibank (South Dakota), some of its affiliates as well as Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i)
Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and
(iii) as to Citibank (South Dakota), the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the Court granted the plaintiffs' motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota). On March 9, 2005, the Court granted in part and denied in part defendants' motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of Citibank (South Dakota) and J.P. Morgan Chase & Co., and declined to certify a Diners Club subclass. Plaintiffs have since filed a motion asking the Court to reconsider portions of its March 9, 2005 rulings.

     Except as described in the preceding paragraph, the registrant knows of no material pending legal proceedings involving the issuer, the master trust, Citibank (South Dakota), Citibank (Nevada), National Association or the trustee (in its capacity as such), other than routine litigation incidental to the business of the issuer, the master trust, Citibank (South Dakota), Citibank (Nevada), National Association or the trustee (in its capacity as such).

Item 4. Submission of Matters to a Vote of Security Holders.

     None.
                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     To the best knowledge of the registrant, there is no established public trading market for the notes.

     Each subclass of the issuer's notes that is publicly offered in the U.S. is represented by one or more notes registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a) Each subclass of the issuer's notes that is publicly offered in the U.S. is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such subclasses of notes is not entitled to receive a note representing such interest except in limited circumstances set forth in the indenture. Accordingly, Cede is the sole holder of record of such notes, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold notes for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

     (b) Omitted pursuant to the No-Action Letter.

     (c) Omitted pursuant to the No-Action Letter.

     (d) Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions.

     There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which the issuer, the master trust, Citibank (South Dakota), as managing beneficiary, or the trustee, on behalf of the issuer, is a party with any noteholder who owns of record or beneficially more than five percent of the notes.

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

     99.1 Annual Accountant's Report, prepared by KPMG LLP.

     99.2 Annual Compliance Certificate of an Issuer Authorized Officer delivered pursuant to Section 1104 of the Indenture.

     99.3 The issuer's reports containing information regarding the notes of the Citiseries, the master trust's assets and the collateral certificate for the due periods ending in January 2004 through December 2004 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 17, 2004, March 15, 2004, April 15, 2004, May 17, 2004, June 15, 2004, July 15, 2004,
          August 16, 2004, September 15, 2004, October 15, 2004, November 15, 2004, December 15, 2004 and January 18, 2005, respectively.

     99.4 The Current Report on Form 8-K filed by the master trust with the Commission on February 15, 2005 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2004 is incorporated by reference.

     99.5 The report issued by KPMG LLP relating to the servicing activities of Citibank (South Dakota), as servicer of the master trust, is incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by the master trust with the Commission on March 31, 2005.

     99.6 The annual compliance certificate delivered to the trustee of the master trust by a servicing officer of the master trust is incorporated by reference from Exhibit 99.2 of the Annual Report on Form 10-K filed by the master trust with the Commission on March 31, 2005.

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