Form 10-K
period 2006-12-31
CITIBANK CREDIT CARD MASTER TRUST I
filed 2007-03-30
CIK 921864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file numbers: 33-41055, 33-43576, 33-62180, 33-77802, 33-84834, 33-97664,
33-99328 and 333-38803

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
(collectively, the "Certificates"))
-----------------------------------
(Exact name of registrant as specified in its charter)

UNITED STATES OF AMERICA	46-0358360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 East 60th Street, North Sioux Falls, South Dakota	57117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (605) 331-2626

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Forms 8-A were filed with the Securities and Exchange Commission (the "Commission") registering each Series of the Certificates pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No [X] .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X].*  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  Accelerated filer  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No [X] .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

NOT APPLICABLE

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

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Pursuant to Section 3.06 of the Pooling and Servicing Agreement dated as of May 29, 1991, as Amended and Restated as of October 5, 2001 (as amended through the date hereof, the "Pooling Agreement"), relating to the Citibank Credit Card Master Trust I (the "Trust") between Citibank (South Dakota), National Association ("CBSD"), as seller, servicer and successor by merger to Citibank (Nevada), National Association, as seller, and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee (the "Trustee"), KPMG LLP, an independent registered public accounting firm, has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 2006 through December 2006. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The report issued by KPMG LLP concerning CBSD's compliance as servicer (in such capacity, the "Servicer") with Section 3.04(b) of the Pooling Agreement, is attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2006 through December 2006 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2006, March 15, 2006, April 17, 2006, May 15, 2006, June 15, 2006, July 17, 2006, August 15, 2006, September 15, 2006, October 16, 2006, November 15, 2006, December 15, 2006, and January 16, 2007, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on February 5, 2007 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2006 is incorporated by reference.

Pursuant to Section 3.06 of the Pooling Agreement, KPMG LLP also issued a report concerning CBSD's compliance, as Servicer, with the servicing requirements of the Pooling Agreement. This report is attached hereto as Exhibit 99.2.

Pursuant to Section 3.05 of the Pooling Agreement, the Servicer has certified to the Trustee as to the performance of its obligations under the Pooling Agreement throughout the calendar year ended December 31, 2006. This certificate is attached hereto as Exhibit 99.3.

Item 3. Legal Proceedings.

CBSD, some of its affiliates as well as Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and (iii) as to CBSD, the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the District Court granted the plaintiffs’ motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against CBSD. On March 9, 2005, the District Court granted in part and denied in part defendants’ motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the District Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of CBSD and J.P. Morgan Chase & Co. On December 7, 2005, the District Court certified a Diners Club damages subclass, as well as Diners' antitrust and TILA injunctive relief subclasses. In July 2006, without admitting any liability, all defendants, including the Citigroup defendants, agreed to settle the IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION for a total of $336 million, subject to court approval. The Citigroup defendants’ share of the settlement, which has been paid into an escrow account, was covered by existing reserves.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II
-------

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not Applicable.

Item 9B. Other Information.

None.

PART III
--------

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation.

Omitted pursuant to the No-Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each class of Certificates is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such classes of Certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly, Cede is the sole holder of record of such Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which the Trust, CBSD, as seller or servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.

The Trust does not have any directors.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV
-------

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this report:

(a)(1) Omitted pursuant to the No-Action Letter.
(a)(2) Omitted pursuant to the No-Action Letter.
(a)(3) Omitted pursuant to the No-Action Letter.

(b) Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission.

99.1	Report issued by KPMG LLP concerning CBSD's compliance as Servicer with Section 3.04(b) of the Pooling Agreement.

99.2	Report issued by KPMG LLP concerning CBSD's compliance as Servicer with the servicing requirements of the Pooling Agreement.

99.3	Annual Compliance Certificate of the Servicer delivered pursuant to Section 3.05 of the Pooling Agreement.

99.4
The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2006 through December 2006 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2006, March 15, 2006, April 17, 2006, May 15, 2006, June 15, 2006, July 17, 2006, August 15, 2006, September 15, 2006, October 16, 2006, November 15, 2006, December 15, 2006, and January 16, 2007, respectively.

99.5
The registrant's Current Report on Form 8-K filed with the Commission on February 5, 2007 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2006 is incorporated by reference.

(c) Omitted pursuant to the No-Action Letter.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIBANK (SOUTH DAKOTA),
NATIONAL ASSOCIATION,
as Servicer
(Registrant)

By: /s/ Douglas C. Morrison
-------------------------------------------------
Douglas C. Morrison
Vice President

Dated: March 30, 2007