Form 10-K
period 2007-12-31
CITIBANK CREDIT CARD MASTER TRUST I
filed 2008-03-27
CIK 921864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No  X.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    No  X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X.*                                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer
Accelerated filer
Non-accelerated filer  [X]  (Do not check if a smaller reporting company)
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes                      No  X.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Pursuant to Section 3.06 of the Pooling and Servicing Agreement dated as of May 29, 1991, as Amended and Restated as of October 5, 2001 (as amended through the date hereof, the "Pooling Agreement"), relating to the Citibank Credit Card Master Trust I (the "Trust") between Citibank (South Dakota), National Association ("CBSD"), as seller, servicer and successor by merger to Citibank (Nevada), National Association, as seller, and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee (the "Trustee"), KPMG LLP, an independent registered public accounting firm, has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 2007 through December 2007. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The report issued by KPMG LLP concerning CBSD's compliance as servicer (in such capacity, the "Servicer") with Section 3.04(b) of the Pooling Agreement, is attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2007 through December 2007 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2007, March 15, 2007, April 16, 2007, May 15, 2007, June 15, 2007, July 13, 2007, August 15, 2007, September 17, 2007, October 15, 2007, November 15, 2007, December 14, 2007, and January 15, 2008, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on February 11, 2008 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2007 is incorporated by reference.

Pursuant to Section 3.06 of the Pooling Agreement, KPMG LLP also issued a report concerning CBSD's compliance, as Servicer, with the servicing requirements of the Pooling Agreement.  This report is attached hereto as Exhibit 99.2.

Pursuant to Section 3.05 of the Pooling Agreement, the Servicer has certified to the Trustee as to the performance of its obligations under the Pooling Agreement throughout the calendar year ended December 31, 2007.  This certificate is attached hereto as Exhibit 99.3.

Item 3. Legal Proceedings.

CBSD, some of its affiliates, Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, originally brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and (iii) as to CBSD, the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the District Court granted the plaintiffs’ motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against CBSD. On March 9, 2005, the District Court granted in part and denied in part defendants’ motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the District Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of CBSD and J.P. Morgan Chase & Co. On December 7, 2005, the District Court certified a Diners Club damages subclass, as well as Diners' antitrust and TILA injunctive relief subclasses. In July 2006, without admitting any liability, all defendants, including the Citigroup defendants, agreed to settle the IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION for a total of $336 million, subject to court approval. The Citigroup defendants’ share of the settlement, which has been paid into an escrow account, was covered by existing reserves.  As part of the settlement, the class was expanded to include not only credit cardholders, but also debit cardholders.  The District Court preliminarily approved the settlement, and the final approval hearing is scheduled for March 31, 2008.

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

99.4
The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2007 through December 2007 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2007, March 15, 2007, April 16, 2007, May 15, 2007, June 15, 2007, July 13, 2007, August 15, 2007, September 17, 2007, October 15, 2007, November 15, 2007, December 14, 2007, and January 15, 2008, respectively.

99.5
The registrant's Current Report on Form 8-K filed with the Commission on February 11, 2008 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2007 is incorporated by reference.

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
(Registrant)

By: /s/ Douglas C. Morrison
-------------------------------------------------
Douglas C. Morrison
Vice President and Chief Financial Officer

Dated:  March 27, 2008

Index to Exhibits

Exhibit
Number                      Description

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

99.4
The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2007 through December 2007 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2007, March 15, 2007, April 16, 2007, May 15, 2007, June 15, 2007, July 13, 2007, August 15, 2007, September 17, 2007, October 15, 2007, November 15, 2007, December 14, 2007, and January 15, 2008, respectively.

99.5
The registrant's Current Report on Form 8-K filed with the Commission on February 11, 2008 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2007 is incorporated by reference.